Form 10QSB
period 1998-03-31
GAY ENTERTAINMENT TELEVISION INC
filed 1998-05-15
CIK 1046933

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

[ ] For the quarterly period ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from ____________ to ____________.

                      Commission file number 0-23929

                       GAY ENTERTAINMENT TELEVISION, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

             NEW YORK                                        13-3693919
      ----------------------                                 -----------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

                  7 EAST 17TH STREET, NEW YORK, NEW YORK 10003
                     (Address of Principal Executive Office)

                                 (212) 255-8824
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |_| No |X|

The number of shares outstanding of the issuer's common stock, par value $.0001 per share as of May 12, 1998 was 2,775,000.

Traditional Small Business Disclosure Format: Yes|X|     No |_|

                       GAY ENTERTAINMENT TELEVISION, INC.
                          INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL STATEMENTS

         ITEM. 1           Financial Statements

                           Balance Sheets as of March 31, 1998 (unaudited) and September 30, 1997

                           Statements of Operations for the three months ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

                           Statements of Changes in Shareholders' Deficiency

                           Statements of Cash Flows for the three months ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

                           Notes to Financial Statements

                       GAY ENTERTAINMENT TELEVISION, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                   A S S E T S

                                                                                            AS OF                 AS OF
                                                                                        MARCH 31, 1998     SEPTEMBER 30, 1997
                                                                                        --------------     ------------------
                                                                                         (UNAUDITED)

Current Assets:
  Cash                                                                                 $          -        $       3,711
  Due from shareholder                                                                        81,861              27,843
                                                                                       -------------       -------------
         Total Current Assets                                                                 81,861              31,554
                                                                                       -------------       -------------

Equipment                                                                                      7,179               7,179
Less accumulated depreciation                                                                 (5,625)             (4,907)
                                                                                       -------------       -------------
                                                                                               1,554               2,272
                                                                                       -------------       -------------

Organization costs, net of accumulated amortization
  of $604 as of September 30, 1997                                                                -                   56
                                                                                       -------------       -------------

Deposits and other assets                                                                      7,416               5,290
                                                                                       -------------       -------------

Offering costs                                                                               142,199              71,508
                                                                                       -------------       -------------
                                                                                       $     233,030       $     110,680
                                                                                       =============       =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                                                                        $      25,000       $      25,000
  Notes payable--shareholders                                                                422,000             259,000
  Accounts payable                                                                            22,704              16,782
  Accrued expenses                                                                            37,551              23,801
                                                                                       -------------       -------------
         Total Current Liabilities                                                           507,255             324,583
                                                                                       -------------       -------------

Long-Term Debt                                                                                     -               3,000
                                                                                       -------------       -------------
Accrued Expenses                                                                                  -                  258
                                                                                       -------------       -------------

Shareholders' Deficiency:
  Common stock, $.0001 par value, 40,000,000 shares
    authorized, 2,775,000 shares issued and outstanding
    in 1997 and 1998                                                                             278                 278
  Additional paid-in capital                                                                  45,131              45,131
  Deficit accumulated during the development stage                                          (319,634)           (262,570)
                                                                                       -------------       -------------
         Total Shareholders' Deficiency                                                     (274,225)           (217,161)
                                                                                       -------------       -------------

                                                                                       $     233,030       $     110,680
                                                                                       =============       =============


   The accompanying notes are an integral part of these financial statements.


                       GAY ENTERTAINMENT TELEVISION, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                              THREE                     THREE                      SIX                  FIVE
                                           MONTHS ENDED              MONTHS ENDED             MONTHS ENDED          MONTHS ENDED
                                          MARCH 31, 1998            MARCH 31, 1997           MARCH 31, 1998        MARCH 31, 1997
                                          --------------            --------------           --------------        --------------
                                           (UNAUDITED)               (UNAUDITED)               (UNAUDITED)           (UNAUDITED)
Net Sales                                $          -             $            -            $           -         $       15,978

Cost of Sales                                       -                          -                        -                  7,214
                                         -------------            ---------------           --------------        --------------

Gross Profit                                        -                          -                        -                  8,764

General and Administrative
  Expenses                                      28,662                     11,886                   57,064                27,532
                                         -------------            ---------------           --------------        --------------

Net Loss                                 $     (28,662)           $       (11,886)          $      (57,064)       $      (18,768)
                                         =============            ===============           ==============        ==============


Net Loss per Common Share                         (.01)                     (.005)                    (.02)                 (.01)
                                         =============            ===============           ==============        ==============


Weighted Average
  Shares Outstanding                         2,775,000                  2,406,500                2,775,000             2,377,900
                                         =============            ===============           ==============        ==============



   The accompanying notes are an integral part of these financial statements.

                       GAY ENTERTAINMENT TELEVISION, INC.
                          (A Development Stage Company)

                Statements of Changes in Shareholders' Deficiency

                                                                                                      DEFICIT
                                             COMMON STOCK                                           ACCUMULATED
                                    --------------------------------      ADDITIONAL           DURING THE
                                       SHARES                              PAID-IN             DEVELOPMENT
                                       ISSUED              AMOUNT          CAPITAL                STAGE           TOTAL
                                    --------------       -----------      ----------           -----------        -----
Balance at October 31, 1996           2,335,000           $     234       $       -            $  (147,736)   $  (147,502)

Issuance of Common Stock                440,000                  44          45,131                      -         45,175

Net Loss for the Eleven Months
 Ended September 30, 1997                     -                   -               -               (114,834)       (114,834)
                                      ---------           ---------       ----------           -----------    ------------

Balance at September 30, 1997         2,775,000                 278           45,131              (262,570)       (217,161)

Net Loss for the Six Months Ended
 March 31, 1998 (unaudited)                   -                   -                -               (57,064)        (57,064)
                                      ---------           ---------       ----------           -----------    ------------

Balance at March 31, 1998
  (Unaudited)                         2,775,000                 278       $   45,131           $  (319,634)   $   (274,225)
                                      =========           =========       ==========           ===========    ============



   The accompanying notes are an integral part of these financial statements.


                       GAY ENTERTAINMENT TELEVISION, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                  SIX MONTHS ENDED             FIVE MONTHS ENDED
                                                                                   MARCH 31, 1998               MARCH 31, 1997
                                                                                   --------------               --------------
                                                                                     (UNAUDITED)                  (UNAUDITED)
Cash Flows from Operating Activities:
   Net loss                                                                       $      (57,064)              $     (18,768)
   Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
     Depreciation and amortization                                                           774                         403
     Issuance of common stock for services                                                    -                        3,575
   Changes in operating assets and liabilities:
     Decrease (increase) in:
       Due from shareholder                                                              (54,018)                      4,020
       Deposits and other assets                                                          (2,126)                         -
     Increase (decrease) in:
       Accounts payable                                                                    5,922                       1,063
       Accrued expenses                                                                   13,492                       4,282
                                                                                  --------------               -------------

Net Cash Used by Operating Activities                                                    (93,020)                     (5,425)
                                                                                  --------------               -------------

Cash Flows from Financing Activities:
   Borrowing under notes payable                                                         160,000                          -
   (Repayment of) borrowing under shareholder advances, net                                    -                         32
   Offering costs                                                                        (70,691)                         -
                                                                                  --------------               ------------

Net Cash Provided by Financing Activities                                                 89,309                         32
                                                                                  --------------               ------------

Net Decrease in Cash                                                                      (3,711)                    (5,393)

Cash - Beginning of Period                                                                 3,711                      5,393
                                                                                  --------------               ------------

Cash - End of Period                                                              $           -                $          -
                                                                                  ==============               ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Common stock issued for services                                               $           -                $      3,575




   The accompanying notes are an integral part of these financial statements.

                       GAY ENTERTAINMENT TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

              (UNAUDITED) WITH RESPECT TO MARCH 31, 1997 AND 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS--Gay Entertainment Television, Inc. (a New York corporation referred to herein as the "Company") was founded in 1992 to promote cable television programming targeted specifically to the gay community.

BASIS OF PRESENTATION -- The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

For further information, refer to the financial statements and notes thereto included in the Company's registration statement on Form SB-2 asof and for the year ended September 30, 1997.

EARNINGS PER SHARE -- Earnings (losses) per share are based on the weighted average number of shares outstanding for each period presented.

In January 1997, the Company issued an aggregate of 71,500 shares of common stock to several volunteers who performed services on behalf of the Company on a pro-bono basis. Eachof these persons were provided with or otherwise had access to information concerning the Company. Of these shares, 25,000 were issued to an individual, who will become a Director of the Company upon the closing of this offering and to whom the Company owes the principal amount of $12,500, plus accrued interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a development stage company which creates, develops, acquires and distributes programming relating to the gay and lesbian lifestyle. The Company's revenues will initially consist of revenues from advertising, and other revenue sources from its soon to be developed website. The Company will generate television advertising revenues by selling air time to advertisers. The Company's operating expenses will consist of (1) production expenses, (2) selling and marketing expenses, (3) costs associated with the acquisition of air time on leased access channels, and (4) general and administrative expenses. Production expenses consist primarily of distribution and delivery costs related to the operation of the Company's programming and eventually its own channel. Selling and marketing expenses include salaries, travel and other associated expenses related to the Company's marketing efforts.

QUARTER ENDED MARCH 31, 1998 (UNAUDITED) COMPARED TO MARCH 31, 1997 (UNAUDITED)

There were no revenues or cost of sales for the quarters ended March 31, 1998 or 1997 because the Company concluded its test marketing in December 1997, and concentrated its efforts to raising capital. This capital will be used to produce up to four hours of original programming and to acquire not less than two hours of acquired programming for an aggregate of six hours of programming for transmission on a weekly basis in up to 20 targeted markets.

General and administrative increased $16,776, or 141%, due to an increase in operating activities relating to the Company marketing itself to increase public awareness of the future activities of the Company as it is currently concentrating its efforts on completing the sale of its securities through a public offering.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company was still a development stage company, where, in its present financial condition, substantial doubt exists about its ability to continue as a going concern , unless it completes the sale of its securities from its initial public offering, or additional financing can be obtained. On March 20, 1998, after S.E.C. approval, the Company's initial public offering became effective. Presently management is attempting to raise between $8,000,000 and $10,000,000 on a "best efforts, minimum-maximum" basis. At March 31, 1998, total liabilities exceed total assets by $274, 225, which represents cumulative losses since inception. The Company increased borrowings from Richard P. Moorehead, a director of the Company, by $160,000, as the Company currently has no revenues and is concentrating its efforts on completing the sale of its securities. The proceeds of the additional loan were used to cover its operating expenses from October 1, 1997 through March 31, 1998, which resulted in a net loss of $57,064, and to fund additional offering costs of $70,691.

When the Company was organized in November 1992, it elected to have its fiscal year commence as of November 1st. Management now believes that as a public company, a September 30th year end is more appropriate. As a result, effective with the period ended September 30, 1997, the Company has elected to change its fiscal year end from October 31 to September 30. The statements of operations and statements of cash flows reflect five months of activity from November 1, 1996 through March 31, 1997, rather than six months. As the Company has limited activities, the one month difference does not have a material impact on the financial statements.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           27     Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Gay Entertainment Television, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GAY ENTERTAINMENT TELEVISION, INC.

DATE:  May 15, 1998                        By: /S/ MARVIN A. SCHWAM
                                               ---------------------
                                               Marvin A. Schwam, Director, Chief
                                               Executive Officer and President

DATE: May 15, 1998                         By: /S/ DAVID MAYER
                                               ---------------
                                               David Mayer, Director

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------


27             Financial Data Schedule